Form 10-K
period 2005-12-31
Collegiate Funding Services Education Loan Trust 2005-B
filed 2006-03-29
CIK 1331462

OMB APPROVAL

OMB Number:	3235-0063

Expires:	July 31, 2006

Estimated average burden
hours per response: 1,196.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-124468-01

Collegiate Funding Services Education Loan Trust 2005-B

(Exact name of registrant as specified in its charter)

Delaware	13-1812121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10304 Spotsylvania Avenue, Suite 100 Fredericksburg, Virginia	22408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 374-1600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

Not applicable.

This Annual Report on Form 10-K (the “Report”) is filed with respect to Collegiate Funding Services Education Loan Trust 2005-B (the “Trust”). Certain information on this Annual Report on Form 10-K is omitted pursuant to the Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Finance, dated November 25, 1996, relating to Nellie Mae Education Funding, LLC, and the response of the SEC, dated December 20, 1996, to the no-action request (collectively, the “No-Action Request”).

PART I

Item 1. Business.

Omitted pursuant to the No-Action Request.

Item 2. Properties.

Reference is made to the Annual Statement attached hereto as Exhibit 99.1.

Item 3. Legal Proceedings.

The Registrant knows of no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. To the knowledge of the Registrant, there is no established public trading market for the Notes.

Item 6. Selected Financial Data.

Omitted pursuant to the No-Action Request.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Omitted pursuant to the No-Action Request.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Omitted pursuant to the No-Action Request.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Omitted pursuant to the No-Action Request.

Item 11. Executive Compensation.

Omitted pursuant to the No-Action Request.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.

Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Notes, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2005. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. At December 31, 2005, the following direct DTC participants held positions in the Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Notes on that date:

Series 2005-B

Class	Participant	Quantity	Percentage
A-1	Citibank	$29,368,000	6.94%
	UBS Securities LLC	$152,000,000	35.94%
	BGI/IBT Co.	$80,000,000	18.91%
	Mellon Trust Company	$121,127,000	28.64%
	State Street Bank & Trust Co.	$21,496,000	5.08%

A-2	Bank of New York	$80,000,000	31.62%
	Brown Brothers Harriman & Co.	$82,000,000	32.41%
	State Street Bank & Trust Co.	$70,000,000	27.67%

A-3	Bank of New York	$113,000,000	51.83%
	Bank One Trust	$20,000,000	9.17%
	JPMorgan Chase Bank, N.A.	$85,000,000	39.00%

A-4	Bank of New York	$25,500,000	7.07%
	Citibank	$260,000,000	72.13%
	Bank of New York/Barclay Bank	$50,000,000	13.87%

B	Credit Suisse Securities (USA) LLC	$9,500,000	20.88%
	JPM/CCS2	$30,000,000	65.93%
	JPMorgan Chase Bank, N.A	$6,000,000	13.19%

Item 13. Certain Relationships and Related Transactions.

(a) None.

(b) Omitted pursuant to the No-Action Request.

(c) Omitted pursuant to the No-Action Request.

Item 14 Principal Accountant Fees and Services.

Omitted.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following are filed as part of this report:

31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.1 Annual statement for Collegiate Funding Services Education Loan Trust 2005-B, for the period ending December 31, 2005.

99.2 Annual Servicer’s Certificate, dated February 27, 2006.

99.3 Independent Accountants’ Report, dated January 20, 2006, issued by Horne LLP in respect of servicing by CFS-SunTech Servicing LLC.

(b)	The following Current Reports on Form 8-K were filed by the Registrant during 2005 and through the date hereof:

July 26, 2005

August 15, 2005

September 15, 2005

October 14, 2005

November 15, 2005

December 15, 2005

January 13, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Collegiate Funding of Delaware, L.L.C.

Date: March 29, 2006	By:	/s/ Kevin A. Landgraver
Kevin A. Landgraver
Chief Financial Officer & Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1.	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.1.	Annual statement for Collegiate Funding Services Education Loan Trust 2005-B, for the period ending December 31, 2005.

99.2.	Annual Servicer’s Certificate, dated February 27, 2006.

99.3.	Independent Accountants’ Report, dated January 20, 2006, issued by Horne LLP in respect of servicing by CFS-SunTech Servicing LLC.